Form 10-Q
period 2021-09-30
Gores Technology Partners, Inc.
filed 2021-11-15
CIK 1837105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 27,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 6,875,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES TECHNOLOGY PARTNERS, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$290,807	$—
Deferred offering costs	—	11,748
Prepaid assets	1,315,353	—
Total current assets	1,606,160	11,748
Cash, cash equivalents and other investments held in Trust Account	275,014,919	—
Total assets	$276,621,079	$11,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$17,615	$15,748
State franchise tax accrual	150,000	450
Public warrants derivative liability	6,105,000	—
Private warrants derivative liability	4,162,500	—
Notes and advances payable - related party	900,000	—
Total current liabilities	11,335,115	16,198
Deferred underwriting compensation	9,625,000	—
Total liabilities	$20,960,115	$16,198

Commitments and contingencies
Class A Common Stock subject to possible redemption, 27,500,000 and -0- shares at September 30, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	275,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 6,875,000 and -0- shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	688	—
Additional paid-in-capital	—	—
Accumulated deficit	(19,339,724)	(4,450)

Total stockholders’ equity (deficit)	(19,339,036)	(4,450)

Total liabilities and stockholders’ equity (deficit)	$276,621,079	$11,748

See accompanying notes to the unaudited, interim financial statements.

GORES TECHNOLOGY PARTNERS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2021
Revenues	—	—
Professional fees and other expenses	(347,151)	(855,369)
State franchise taxes, other than income tax	(50,000)	(150,000)
Gain/(loss) from change in fair value of warrant liabilities	1,387,500	(647,500)
Allocated expense for warrant issuance cost	—	(324,514)
Net gain/(loss) from operations	990,349	(1,977,383)
Other income - interest income	6,932	14,919
Net gain/(loss) before income taxes	$997,281	$(1,962,464)
Provision for income tax	—	—
Net gain/(loss) attributable to common shares	$997,281	$(1,962,464)

Net gain/(loss) per ordinary share:
Class A Common Stock - basic and diluted	$0.03	$(0.87)
Class F Common Stock - basic and diluted	$0.03	$(0.87)

See accompanying notes to the unaudited, interim financial statements.

GORES TECHNOLOGY PARTNERS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at July 1, 2021	-	$-	6,875,000	$688	$-	$(20,337,005)	$(20,336,317)
Net income	-	-	-	-	-	997,281	997,281
Balance at September 30, 2021	-	$-	6,875,000	$688	$-	$(19,339,724)	$(19,339,036)

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	-	$-	$-	$(4,450)	$(4,450)
Sale of Class F Common Stock to Sponsor on January 19, 2021 at $0.0001 par value	-	-	6,900,000	690	24,310	-	25,000
Forfeited Class F Common Stock by Sponsor	-	-	(25,000)	(2)	2	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	3,600,000	-	3,600,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(3,624,312)	-	(3,624,312)
Subsequent measurement of Class A Common Stock subject to redemption accumulated deficit	-	-	-	-	-	(17,372,810)	(17,372,810)
Net loss	-	-	-	-	-	(1,962,464)	(1,962,464)
Balance at September 30, 2021	-	$-	6,875,000	$688	$-	$(19,339,724)	$(19,339,036)

See accompanying notes to the unaudited, interim financial statements.

GORES TECHNOLOGY PARTNERS, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(1,962,464)
Changes in state franchise tax accrual	149,550
Changes in prepaid assets	(1,315,353)
Changes in accrued expenses, formation and offering costs	13,614
Issuance costs related to warrant liabilities	324,514
Changes in fair value warrants derivative liabilities	647,500
Net cash used in operating activities	(2,142,639)
Cash flows from investing activities:
Cash deposited in Trust Account	(275,000,000)
Interest reinvested in the Trust Account	(14,919)
Net cash used in investing activities	(275,014,919)
Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	275,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	7,500,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	1,200,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(5,500,000)
Payment of accrued offering costs	(476,635)
Net cash provided by financing activities	277,448,365
Increase in cash	290,807
Cash at beginning of period	—
Cash at end of period	$290,807

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$9,625,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2021, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of January 19, 2021 and December 31, 2020 and for the periods from January 1, 2021 through January 19, 2021 as well as December 16, 2020 (inception) through December 31, 2020 included in the final prospectus filed with the SEC on March 15, 2021. The Company was formed on December 16, 2020. Therefore, these financial statements do not include comparative statements to prior 2020 periods.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 9,250,000 shares of Common Stock at $11.50 per share were issued on March 12, 2021. At September 30, 2021, no warrants have been exercised. The 9,250,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$797,825	$199,456	$(17,382,544)	$(5,577,041)

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	20,044,750	6,431,188
Basic and diluted net income/(loss) per share	$0.03	$0.03	$(0.87)	$(0.87)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At September 30, 2021, the Company had $275,014,919 in the Trust Account which may be utilized for Business Combinations. At September 30, 2021, the Trust Account consisted of money market funds.

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

In addition, at September 30, 2021 and December 31, 2020, the Company had current liabilities of $11,335,115 and $16,198, respectively, and working capital of ($9,728,955) and ($4,450), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at March 12, 2021 was a liability of $5,720,000. At September 30, 2021, the fair value has increased to $6,105,000. The change in fair value of $385,000 is reflected as a loss in the statements of operations.

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

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021, and there has been no additional accretion for the three months ended September 30, 2021:

As of September 30, 2021
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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On April 9, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the net amount advanced by Sponsor to the Company was $900,000.

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

For the period commencing March 12, 2021 through September 30, 2021 the Company has paid the affiliate $132,903.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2021. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Cash, Cash Equivalents and Other Investments Held in Trust Account

As of September 30, 2021, investment securities in the Company’s Trust Account consist of $275,014,919 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021.  At September 30, 2021, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to besix months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $1.11 at September 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	March 12, 2021	September 30, 2021*
Selected volatility	15.0%	-
Risk-free interest rate	0.96%	-
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of September 30, 2021, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $4.2 million and $6.1 million, respectively, based on the closing price of GTPAW on that date of $1.11.

As of March 12, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.9 million and $5.7 million, respectively, based on the closing price of GTPAU on that date of $10.20.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at March 12, 2021	$3,900,000	$5,720,000	$9,620,000
Change in fair value	262,500	385,000	647,500
Fair value at September 30, 2021	$4,162,500	$6,105,000	$10,267,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$275,014,919	$275,014,919	$—	$—

Public warrants	(6,105,000)	(6,105,000)	—	—
Private placement warrants	(4,162,500)	—	(4,162,500)	—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 27,500,000 shares of Class A Common Stock and 6,875,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through November 12, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Overview

We are a blank check company incorporated on December 16, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on March 16, 2021. As of September 30, 2021, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target.

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

Results of Operations

For the three and nine months ended September 30, 2021, we had net income/(loss) of $997,281 and ($1,962,464), respectively, of which $1,387,500 and ($647,500) is a non-cash gain/(loss) related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 16, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2021, we had $290,807 in cash and deferred underwriting compensation of $9,625,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On April 9, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the net amount advanced by Sponsor to the Company was $900,000

As of September 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of $290,807 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2021 and December 31, 2020, the Company had current liabilities of $11,335,115 and $16,198 and working capital of ($9,728,955) and ($4,450), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of September 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2021, $275,014,919 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2021, investment securities in the Company’s Trust Account consists of $275,014,919 in money market funds. As of September 30, 2021, the effective annualized rate of return generated by our investments was approximately .0008%.

We have not engaged in any hedging activities during the nine months ended September 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Through September 30, 2021, we incurred approximately $5,976,635 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $5,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $9,625,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 15, 2021.

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

As of September 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, $275,014,919 was held in the Trust Account, and we had $290,807 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES TECHNOLOGY PARTNERS, INC.

Date: November 12, 2021	By:	/s/ Edward W Fike
Edward W Fike
Co-Chief Executive Officer

/s/ Justin Wilson
Justin Wilson
Co-Chief Executive Officer